Form 10-K
period 1998-12-31
NOMURA ASSET SECURITIES CORP SERIES 1998-D6
filed 1999-04-01
CIK 1057475

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities
 Exchange Act of 1934
For the fiscal year ended December 31, 1998 ($250 fee required)

Commission File Number 33-48-48-1-06

Nomura Asset Securities Corporation
Commercial Mortgage Pass-Through Certificates
Series 1998-D6
 (Exact Name of registrant as specified in its charter)

Delaware						13-3672336
--------------------------					-------
(State or Other Juris-			(I.R.S. Employer
diction of Incorporation)		Identification Number)

Two World Financial Center, Building B, New York, New York  10281
-----------------------------
(Address of Principal Executive Office)

Registrant's telephone number, including area code:(212) 667-9300

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1998.
Not applicable.

Number of shares of common stock outstanding as of December 31, 1998. Not applicable.


TABLE OF CONTENTS


Part I

Item 1.	Business	3
Item 2.	Properties	3
Item 3.	Legal Proceedings	3
Item 4.	Submission of Matters to a Vote of Security Holders	3

Part II

Item 5.	Market for Registrant's Common Equity and Related
		Shareholder Matters	4
Item 6.	Selected Financial Data	4
Item 7.	Management's Discussion and Analysis of Financial
Condition
		And Results of Operations	4
Item 8.	Financial Statements and Supplementary Data	4
Item 9.	Changes in and Disagreements with Accountants on
Accounting
		And Financial Disclosure	4

Part III

Item 10.	Directors and Executive Officers of the Registrant	4
Item 11.	Executive Compensation	4
Item 12.	Security Ownership of Certain Beneficial Owners and
		Management	4
Item 13.	Certain Relationships and Related Transactions	4

Part IV

Item 14.	Exhibits, Financial Statements Schedules and Reports on
		Form 8-K	5

	Signatures	6

	Exhibit Index	7


PART I


ITEM 1.	BUSINESS

	This Annual Report on Form 10K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates Series 1998-D6 issued pursuant to a Pooling and Servicing Agreement, dated as of March 30, 1998 (the "Pooling and Servicing Agreement"), by and among Nomura Asset Securities Corporation (the "Company"), as depositor, AMRESCO Services,
 L.P., as servicer, CRIIMI MAE Services Limited Partnership, as initial special servicer, LaSalle National Bank, as rustee, and ABN AMRO Bank, N.V., as fiscal agent. The ertificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (No. 33-99502) (the "Registration Statement").

	Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and
Servicing Agreement.

	This Annual Report is being filed by the Servicer, in its capacity as such under the Pooling and Servicing
Agreement, on behalf of Registrant. The information reported and contained herein has been supplied to the Servicer by one or more of the Borrowers or other third parties without independent review or investigation by the Servicer.
Pursuant to the Pooling and Servicing Agreement, the Servicer
 is not responsible for the accuracy or completeness of such information.


ITEM 2.	PROPERTIES

	Not applicable.


ITEM 3.	LEGAL PROCEEDINGS

	Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of
Certificateholders during the fiscal year covered by this report.


PART II


ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS

	There was one registered holder of the Certificate representing an equity interest in the Trust as of December
31, 1998. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.


ITEM 6.	SELECTED FINANCIAL DATA

	Not applicable.


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS

	Not applicable.


ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Not applicable.


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE

	None.


PART III

	The information required by Items 10, 11, 12 and
13 is not applicable as the Trust Fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.



PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
	ON FORM 8-K

(a)  1.	Servicer's Annual Statement of compliance for
(b)  the period ended
	December 31, 1998.

2.  Servicer's Independent Accountant's Report
3.  on Servicer's servicing
	activities.

(b) Current Reports on Form 8-K for the Trust were filed
(c)  on April 24, 1998; May 17, 1998;
June 26, 1998; July 17, 1998; August 24, 1998;
 September 24, 1998; October 22, 1998;
November 23, 1998; and December 19, 1998.

(c)  No consent of auditors with respect to the audit
(d)  eports filed herewith are required.


Pursuant to the requirements of Section 13 or 15(d) of
 the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the Registrant by the undersigned thereunto duly authorized.

			AMRESCO MORTGAGE CAPITAL, INC.
			AS GENERAL PARTNER OF
			AMRESCO SERVICES, L.P., IN
			ITS CAPACITY AS SERVICER UNDER
			THE POOLING AND SERVICING
			AGREEMENT ON BEHALF OF ASSET
			SECURITIZATION CORPORATION,
			REGISTRANT



			By:  /s

			Title:	Vice President




			By:  /s/____________________
			Name:	John W. Benson

			Title:	Assistant
Secretary and Deputy
				General Counsel


	Date:  March 17, 1999


EXHIBIT INDEX



Exhibit No.		Description

99.1		Servicer's Annual Statement of Compliance.

99.2  Servicer's Independent Accountant's Report
99.3   on Servicer's servicing
		activities.


EXHIBIT 99.1

SERVICER'S ANNUAL STATEMENT OF COMPLIANCE

(See Attached)










March 22, 1999


VIA CERTIFIED MAIL
RETURN RECEIPT REQUESTED

Nomura Asset Securities Corporation
2 World Financial Center
Building B, 21st Floor
New York, New York  10281-1198
Attention:  Ms. Marlyn A. Marincas

Dear Ms. Marincas:

Reference is made to the Pooling and Servicing Agreement dated as of March 30, 1998, among Nomura Asset Securities Corporation, as Depositor, AMRESCO Services, L.P., ("ASLP") as Servicer,
 CRIIMI MAE Services Limited Partnership, as Initial Special Servicer, LaSalle National Bank, as Trustee, and ABN AMRO
 Bank, N.V., as Fiscal Agent, entered into in connection with Commercial Mortgage Pass-Through Certificates, Series 1998-D6 (the "PSA").

As Senior Vice President of AMRESCO, I have delegated to specified officers ("Officers") the responsibility for eviewing and monitoring the activities of AMRESCO, and of our performance under the PSA.

Accordingly, pursuant to Section 3.14 of the PSA and in accordance with certifications made to me by each of the Officers, AMRESCO certifies the following:

(1) A review of the activities of AMRESCO for the period
(2) from March 30, 1998 to December 31, 1998, and of its
(3) performance under this PSA has been made under the
(4) supervision of the Officers, who have in turn been
(5) under my supervision;

(2) To the best of my knowledge and the Officers' knowledge
(3)  based on such review, AMRESCO has fulfilled its
(4) obligations as Servicer in all material respects under
(5)  the PSA throughout the period from March 30, 1998 to
(6)  December 31, 1998;

(7) To the best of such Officers' knowledge, each related
(8) sub-servicer has fulfilled its obligations under its
(9) Sub-Servicing Agreement in all material respects; and


Nomura Asset Securities Corporation
March 22, 1999
Page 2


(4) To the best of my knowledge and the Officers' knowledge,
(5)   AMRESCO has not received any notice regarding the
(6) qualification, or challenging the status, of the Series
(7)  1998-D6 as a REMIC from the Internal Revenue Service
(8)  or any other governmental agency or body.

Please refer to the enclosed independent accountants' report dated January 30, 1999, delivered pursuant to Section 3.15 of the PSA, which discusses the results of their review of our activities under this PSA and which is incorporated herein by reference.

Very truly yours,


/s/

Daniel B. Kirby
Senior Vice President
AMRESCO Services, L.P.

Enclosures

cc:	CRIIMI MAE Services Limited Partnership
	CRI Building
	11200 Rockville Pike
	Rockville, Maryland  20852
	Attention:  Mr. Brian Hanson

	CRIIMI MAE Services
	CRI Building
	11200 Rockville Pike
	Rockville, Maryland  20852
	Attention:  Legal Department

	LaSalle National Bank
	135 South LaSalle Street
	Suite 1625
	Chicago, Illinois  60674-4107
	Attention:  Asset-Backed Securities Trust
			Services, Nomura 1998-D6


Nomura Asset Securities Corporation
March 22, 1999
Page 3


	ABN AMRO Bank, N.V.
	c/o LaSalle National Bank
	135 South LaSalle Street, Suite 1625
	Chicago, Illinois  60674-4107
	Attention:  Asset-Backed Securities Trust
			Services, Nomura 1998-D6

	Cadwalader, Wickersham & Taft
	100 Maiden Lane
	New York, New York 10038
	Attention:  Anna H. Glick, Esq.

	Weil Gotshal & Manges, LLP
	767 Fifth Avenue
	New York, New York  10153
	Attention:  Paul T. Cohn, Esq.



EXHIBIT 99.2

SERVICER'S INDEPENDENT ACCOUNTANT'S
REPORT ON SERVICER'S SERVICING ACTIVITY

(See Attached)







February 4, 1999


Deloitte & Touche LLP
Texas Commerce Tower
220 Ross Avenue
Suite 1600
Dallas, Texas    75201


Dear Sirs:

As of and for the year ended December 31, 1998, AMRESCO
 Services, L. P., a subsidiary of AMRESCO, INC., has complied in all material respects with the minimum servicing standards set forth in Appendix A. Such standards were established by AMRESCO Services, L. P. based on Mortgage Bankers Association of America's Uniform Single Attestation
 Program for Mortgage Bankers (USAP).

A list of the securitized and bond-related servicing covered by this representation is included in Appendix B.

For the period January 1, 1998 through December 30, 1998,
 AMRESCO Services, L. P. had in effect a fidelity bond in the amount of $23,000,000, errors and omissions liability coverage in the amount of $10,000,000, and mortgage impairment protection in the amount of $23,000,000.
 Beginning December 31, 1998, AMRESCO Services, L. P.
increased its coverage, resulting in a fidelity bond in the amount of $43,000,000, and mortgage impairment protection in the amount of $43,000,000. Errors and omissions liability coverage remained at $10,000,000.


/s/________________________________    __February 4, 1999__

__
Donnie M. Skidmore		Date
President


/s/________________________________	__February 4, 1999___
Daniel B. Kirby		Date
Senior Vice President

Appendix A, Page 1

AMRESCO Services, L. P. Servicing Standards

CUSTODIAL BANK ACCOUNTS

1.	Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts.  These reconciliations shall:

* be mathematically accurate;

* be prepared within forty-five (45) calendar days after the cutoff date;

* be reviewed and approved by someone other than the person who prepared the reconciliation; and

* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2.	Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

3. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.	MORTGAGE PAYMENTS

1. Scheduled mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Scheduled mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Scheduled mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs or other nonscheduled payments shall be allocated in accordance with the mortgagor's loan documents.


I. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only be authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.


Appendix A, Page 2

AMRESCO Services, L. P. Servicing Standards

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

II. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports
2. shall agree with, or reconcile to, investors
3.  records on a monthly basis as to the total
4.  unpaid principal balance and number of loans
5.  serviced by the servicing entity.

III. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records
2.  shall agree with, or reconcile to, the
3. records of mortgagors with respect to the
4. unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed
3. based on the related mortgage note and any
4. ARM rider.

3. Escrow accounts shall be analyzed, in
4. accordance with the mortgagor's loan documents
5. , on an annual basis or as required by
6. the servicing agreement.

4. Interest on escrow accounts shall be paid, or
5.  credited, to mortgagors in accordance with the
6.  servicing agreements.

IV. DELINQUENCIES

1. Records documenting collection efforts shall
2. be maintained during the period a loan is in
3.  default and shall be updated at least
4. monthly.  Such records shall describe
5. the entity's activities in monitoring
6. delinquent loans including, for example,
7.  phone calls, letters and mortgage payment
8. rescheduling plans.

VII.	INSURANCE POLICIES

1. A fidelity bond and errors and omissions
2. policy shall be in effect on the servicing
3. entity throughout the reporting period in
4. the amount of coverage represented to investors in management's assertion.

Appendix B, Page 1

AMRESCO Services, L. P.

Following is a list of the securitized and bond-related servicing contracts which are covered by the attached USAP representation.

Contract Date	Reference Name		Seller, Depositor or other Primary Party
ug. 1, 1991	C 1991 M-1	Resolution Trust Corporation
Nov. 1, 1991	RTC 1991 M-5	Resolution Trust Corporation
Mar. 1, 1992	RTC 1992 C-2	Resolution Trust Corporation
Apr. 1, 1992	RTC 1992 C-3	Resolution Trust Corporation
Sept. 1, 1992	RTC 1992 C-6	Resolution Trust CorporationNov. 1, 1992	RTC 1992
C-8	Resolution Trust Corporation
Jan. 1, 1993	RTC 1993 C-1	Resolution Trust Corporation
Mar. 15, 1993	Investors Savings 1988-A	NationsBank of Virginia, N.A.
Aug. 12, 1993	Ross Park Mall 1993-A	Penn Ross Joint VentureSept. 10, 1993
Salomon 1993 C-1	Salomon Brothers Mortgage Securities VII, Inc.
Oct. 26, 1993	Kidder 1993 C1 (Crown)	Kidder Peabody Acceptance Corporation I
Nov. 12, 1993	DLJ 1993 MF17	DLJ Mortgage Acceptance Corp.
Dec. 1, 1993		New England 1993-1
New England Mutual Life Insurance Company

Feb. 1, 1994		Forest City 1994-1
Nomura Asset Securities Corporation
Apr. 5, 1994		Freehold Raceway Mall
Freemall Finance, Inc.

June 1, 1995		NationsBanc 1995 M2
NationsBanc Mortgage Capital Corporation
Aug. 15, 1995		Lakewood 1995 C-1		Lakewood Mall Finance Company
Sept. 1, 1995		Oregon 1995-1
Oregon Commercial Mortgage, Inc. 1995-1
Oct. 1, 1995		Nomura 1995 MD IV	Asset Securitization Corporation
July 1, 1995		JP Morgan 1995 C-1
J.P. Morgan Commercial Mortgage Finance Corp.

Jan. 1, 1996		JP Morgan 1996 C-2
J.P. Morgan Commercial Mortgage Finance Corp.
June 1, 1996		JP Morgan 1996 C-3
J.P. Morgan Commercial Mortgage Finance Corp.
Apr. 2, 1996		Nomura 1996 MD V
	Nomura Asset Securities Corporation
May 1, 1996		NationsLink 1996-1
NationsLink Funding Corporation
May 29, 1996
Equitable S/A 174
he Equitable Life Assurance Society of the U.S.
June 28, 1996
Colonial Realty LP
Colonial Realty Limited Partnership
July 1, 1996
Security Capital Atlantic
Security Capital Atlantic Multifamily, Inc.
Aug. 1, 1996
Crystal Mortgage 1996-1
Crystal Run Property, Inc.
Oct. 1, 1996
SASCO 1996 C-1
Structured Asset Securities Corporation
Oct. 23, 1996
	Nomura 1996 D-3Asset Securitization Corporation
Nov. 25, 1996
	Hospitality 1996 C-1Hospitality Properties Mortgage Acceptance Corp.
Dec. 17, 1996	Nomura 1996 MD VI	Asset Securitization Corporation
Dec. 17, 1996	Potomac Gurnee Finance
Potomac Gurnee Finance Corp.


Appendix B, Page 2

AMRESCO Services, L. P.

Contract Date		Reference Name	Seller, Depositor or other Primary Party

Feb. 1, 1997		IDB 1993-A	Nomura Securities International, Inc.
Feb. 6, 1997		JP Morgan 1997 C-4	J.P.
Morgan Commercial Mortgage Finance Corp.
Mar. 27, 1997		Nomura 1997 D-4	Asset Securitization Corporation
Apr. 30, 1997		Franklin Park Finance	Franklin Park Finance, Inc.
Apr. 30, 1997		Willowbrook Finance	Willowbrook Finance Corporation
June 30, 1997		MSCI 1997 HF1	Morgan Stanley Capital I, Inc.
June 30, 1997		MSCI 1997 WF1	Morgan Stanley Capital I, Inc.
July 8, 1997		ACMF 1997 C-1	AMRESCO Commercial Mortgage Funding I Corp.
Aug. 14, 1997		GSM 1997-GL I
GS Mortgage Securities Corporation II
Sep. 29, 1997		SASCO 1997 C-1
Structured Asset Securities Corporation
Oct. 24, 1997		Nomura 1997 D-5
Asset Securitization Corporation
Nov. 3, 1997		USC Oakbrook 1997-1
USC Oakbrook, Inc.
Nov. 25, 1997		CSFB 1997-PS1
Credit Suisse First Boston Mortgage Securities Corp.
Dec. 1, 1997		BSF Participation Trust
BSF III Limited Partnership

Feb. 4, 1998	Nomura 1998-ST I		Nomura Depositor Trust ST I
Feb. 27, 1998	FNMA 1998-M1		Federal National Mortgage
Association
Mar. 1, 1998	MSC 1998-WF1			Morgan Stanley Capital
I, Inc.
Mar. 1, 1998	FUL 1997-C2	First Union Commercial
Mortgage Securities, Inc.
Mar. 1, 1998	Lehman 1998-C1	Structured Asset Securities C
orporation
Mar. 27, 1998	MSC 1998-HF1	Morgan Stanley Capital I,
Inc.
Mar. 27, 1998	Nomura 1998-D6	Nomura Asset Securities
Corporation
Mar. 30, 1998	DMARC 1998-C1	Deutsche Mortgage and Asset
Receiving Corporation
Apr. 29, 1998	MCF 1998-MC1	Mortgage Capital Funding, Inc.
Apr. 29, 1998	SASCO 1998-C2	Structured Asset Securities
Corporation
May 15, 1998	GS 1998-GSFL I		GS Mortgage Securities
Corporation II
Jun. 1, 1998	MSC 1998-WF2			Morgan Stanley Capital
I, Inc.
Jun. 1, 1998	MSC 1998-XL1	Morgan Stanley Capital I,
 Inc.
Jul. 7, 1998	Telcom/Goldman	Telcom Properties, Ltd.
Aug. 27, 1998	MSC 1998-CF1	Morgan Stanley Capital I,
 Inc.
Sept. 30, 1998	CAPCO 1998-D7	CAPCO America Securitization
 Corp.
Oct. 27, 1998	CSFB 1998-PS2	Credit Suisse First Boston
 Mortgage Securities Corp.
Dec. 30, 1998	MCF 1998-MC3	Mortgage Capital Funding,
Inc.



INDEPENDENT ACCOUNTANTS' REPORT
To the Board of Directors of AMRESCO Services, L.P.:
We have examined management's assertion about AMRESCO Services,
 L.P.'s (the "Company") (a wholly owned subsidiary of AMRESCO, INC.) compliance with the Company's servicing standards identified in the Appendix as of and for the year ended December 31, 1998, included in the accompanying management assertion. Such standards were established by the Company's management based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). Management is responsible for the
Company's compliance with these servicing standards.  Our
 responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.
Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe
 that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing standards or its servicing agreements.
In our opinion, management's assertion that AMRESCO Services,
 L.P. complied with its established servicing standards identified in the Appendix as of and for the year ended December 31, 1998, is fairly stated, in all material respects. /s/ DELOITTE & TOUCHE LLP
February 4, 1999

	APPENDIX
AMRESCO SERVICES, L.P. SERVICING STANDARDS
I.	CUSTODIAL BANK ACCOUNTS
1.  Reconciliations shall be prepared on a monthly basis
2.  for all custodial bank accounts and related bank
3.  clearing accounts.  These reconciliations shall:
* be mathematically accurate;
* be prepared within forty-five (45) calendar days
* after the cutoff date;
* be reviewed and approved by someone other than
* the person who prepared the reconciliation; and
* document explanations for reconciling items.  These
*  reconciling items shall be resolved within ninety
* (90) calendar days of their original identification.
4.  Each custodial account shall be maintained at a federally
5.  insured depository institution in trust for the applicable
6.   investor.
7.  Escrow funds held in trust for a mortgagor shall be
8.   returned to the mortgagor within thirty (30) calendar
9.   days of payoff of the mortgage loan.
II.	MORTGAGE PAYMENTS
1.  Scheduled mortgage payments shall be deposited into the
2.  custodial bank accounts and related bank clearing accounts
3.   within two business days of receipt.
4.  Scheduled mortgage payments made in accordance with the
5.   mortgagor's loan documents shall be posted to the
6.  applicable mortgagor records within two business days
7.   of receipt.
8.  Scheduled mortgage payments shall be allocated to
9.   principal, interest, insurance, taxes or other escrow
10.  items in accordance with the mortgagor's loan documents.
11.  Mortgage payments identified as loan payoffs or
12.  nonscheduled payments shall be allocated in
13.  with the mortgagor's loan documents.
III.	DISBURSEMENTS
1.  Disbursements made via wire transfer on behalf of a
2.   mortgagor or investor shall be made only by
3.   authorized personnel.
4.  Disbursements made on behalf of a mortgagor or
5.  investor shall be posted within two business days to
6.  the mortgagor's or investor's records maintained by
7.   the servicing entity.

3.	Tax and insurance payments shall be made on or
 before the penalty or insurance policy expiration dates,
as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days
prior to these dates.
4.  Any late payment penalties paid in conjunction with the
5.  payment of any tax bill or insurance premium notice shall
6.   be paid from the servicing entity's funds and not
7.  charged to the mortgagor, unless the late payment was
8.   due to the mortgagor's error or omission.
9.  Amounts remitted to investors per the servicer's
10.  investor reports shall agree with canceled checks,
11.   or other form of payment, or custodial bank statements.
12.  Unused checks shall be safeguarded so as to prevent
13.   unauthorized access.
IV.	INVESTOR ACCOUNTING AND REPORTING
1.  The servicing entity's investor reports shall agree
2.  with, or reconcile to, investors' records on a monthly
3.  basis as to the total unpaid principal balance and
4.  number of loans serviced by the servicing entity.
V.	MORTGAGOR LOAN ACCOUNTING
1.  The servicing entity's mortgage loan records shall
2.  agree with, or reconcile to, the records of mortgagors
3.   with respect to the unpaid principal balance on a
4.   monthly basis.
5.  Adjustments on ARM loans shall be computed based on
6.   the related mortgage note and any ARM rider.
7.  Escrow accounts shall be analyzed, in accordance with
8.   the mortgagor's loan documents, on an annual basis
9.  or as required by the servicing agreement.
10.  Interest on escrow accounts shall be paid, or credited,
11.   to mortgagors in accordance with the servicing agreements.
VI.	DELINQUENCIES
1.  Records documenting collection efforts shall be
2.   maintained during the period a loan is in default
3.  and shall be updated at least monthly.  Such records
4.   shall describe the entity's activities in
5.  delinquent loans including, for example, phone calls,
6.   letters and mortgage payment rescheduling plans.
VII.	INSURANCE POLICIES
1.  A fidelity bond and errors and omissions policy shall
2.   be in effect on the servicing entity throughout the
3.  reporting period in the amount of coverage represented
4.  to investors in management's assertion.





G:\LEGAL\SEC\NOMURA D-6 SEC 10-K 1998.doc

G:\LEGAL\SEC\NOMURA D-6 SEC 10-K 1998.doc      Rev.  03/17/99