Form 10-K
period 1999-12-31
NOMURA ASSET SECURITIES CORP SERIES 1998-D6
filed 2000-03-23
CIK 1057475

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1999

Commission File Number: 33-48-48-1-06

Nomura Asset Securities Corporation issuer in respect of Commercial Mortgage Pass-Through Certificates Series 1998-D6
(Exact Name of registrant as specified in its charter)

Delaware      			13-3672336
(State or Other Juris-		(I.R.S. Employer
diction of Incorporation)     Identification No.)

Two World Financial Center, Building B,
New York, NY 10281
(Address of Principal Executive Office)

212-667-9300
(Registrant's telephone number, including area code)


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

Yes  X   No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1999.

Not applicable.

Number of shares of common stock outstanding as of December 31, 1999.

Not applicable.